Form 10-K
period 2016-12-31
GS Mortgage Securities Trust 2016-GS4
filed 2017-03-27
CIK 1687955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207677-03

Central Index Key Number of the issuing entity: 0001687955

GS Mortgage Securities Trust 2016-GS4

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014767 38-4014783 38-4014765 38-4014766 38-7170484 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /  Yes /X/  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /  Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/  Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                            Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /  Yes /X/  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /  Yes / /  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The AMA Plaza Mortgage Loan, the 225 Bush Street Mortgage Loan, and the Simon Premium Outlets Mortgage Loan, which constituted approximately 9.7%, 9.7% and 6.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the AMA Plaza Mortgage Loan which is, along with one subordinate companion loan, an asset of the issuing entity and one other pari passu loan and one other subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the 225 Bush Street Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, and (c) with respect to the Simon Premium Outlets Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the AMA Plaza Mortgage Loan, the 225 Bush Street Mortgage Loan and the Simon Premium Outlets Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which constituted approximately 2.1% of the asset pool of the issuing entity as of its cut-off date.  The Residence Inn and SpringHill Suites North Shore Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Residence Inn and SpringHill Suites North Shore Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2016-GS2 transaction, Commission File Number 333-207677-01 (the “GSMS 2016-GS2 Transaction”). This loan combination, including the Residence Inn and SpringHill Suites North Shore Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2016-GS2 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2016-GS2 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan, which constituted approximately 7.3%, 7.3%, 4.1% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 540 West Madison Mortgage Loan and one other pari passu loan and two subordinate companion loans, which are not assets of the issuing entity, (b) with respect to the U.S. Industrial Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Hamilton Place Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (d) with respect to the Embassy Suites Portland Airport Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the GS Mortgage Securities Trust 2016-GS3 transaction, Commission File Number 333-207677-02 (the “GSMS 2016-GS3 Transaction”). These loan combinations, including the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2016-GS3 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2016-GS3 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the AMA Plaza Mortgage Loan, and the certificate administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan, and the Embassy Suites Portland Airport Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement and the trustee and custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan, and the Embassy Suites Portland Airport Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the general special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement (other than the AMA Plaza Mortgage Loan) and the primary servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan, the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the 225 Bush Street Mortgage Loan, the Residence Inn and SpringHill Suites North Shore Mortgage Loan and the 540 West Madison Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the 225 Bush Street Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan and Trimont Real Estate Advisors, LLC as special servicer of the 540 West Madison Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on November 30, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Residence Inn and SpringHill Suites North Shore Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2016-GS2 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2016-GS2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 540 West Madison Mortgage Loan, the U.S. Industrial Portfolio Mortgage Loan, the Hamilton Place Mortgage Loan and the Embassy Suites Portland Airport Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2016-GS3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2016-GS3 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2016-GS3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, Wells Fargo Bank, National Association, as AMA Plaza Special Servicer, AEGON USA Realty Advisors, LLC, as 225 Bush Street Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, Trimont Real Estate Advisors, LLC, as Veritas Multifamily Pool 2 Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of September 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.4 Agreement Between Noteholders, dated as of November 17, 2016, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note B Holder, and SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No.6., as Initial Note C Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of November 1, 2016, by and among GS Commercial Real Estate LP, as Initial Note A-1 Holder, GS Commercial Real Estate LP, as Initial Note A-2 Holder, and GS Commercial Real Estate LP, as Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.7 Amended And Restated Co-Lender Agreement, dated as of September 1, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the benefit of the registered Holders of the GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2016-GS2, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.8 Agreement Between Noteholders, dated as of September 7, 2016, by and among Goldman Sachs Mortgage Company, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Note A-2 Holder, Goldman Sachs Mortgage Company, as Note B Holder, and Goldman Sachs Mortgage Company, as Note C Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of September 1, 2016, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between GS Mortgage Securities Corporation II, as Purchaser, and Goldman Sachs Mortgage Company, as Seller (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

33.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer (see Exhibit 33.1)

33.4 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan

33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6 Wells Fargo Bank, National Association, as Certificate Administrator

33.7 Wells Fargo Bank, National Association, as Custodian

33.8 Park Bridge Lender Services LLC, as Operating Advisor

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10 National Tax Search, LLC, as Servicing Function Participant

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 33.1)

33.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 33.4)

33.13 Wilmington Trust, National Association, as Trustee of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 33.6)

33.15 Wells Fargo Bank, National Association, as Custodian of the 225 Bush Street Mortgage Loan (see Exhibit 33.7)

33.16 Park Bridge Lender Services LLC, as Operating Advisor of the 225 Bush Street Mortgage Loan (see Exhibit 33.8)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 33.9)

33.18 National Tax Search, LLC, as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 33.10)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 33.1)

33.20 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 33.1)

33.21 Wilmington Trust, National Association, as Trustee of the AMA Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 33.6)

33.23 Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 33.7)

33.24 Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 33.8)

33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.9)

33.26 National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.10)

33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.29 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.32 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.9)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.10)

33.35 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.2)

33.36 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.38 Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.7)

33.39 Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

33.40 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.2)

33.41 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan

33.42 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.7)

33.44 Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.39)

33.45 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.46 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

33.47 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.48 Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.49 Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.39)

33.50 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.2)

33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.46)

33.52 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 33.6)

33.53 Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 33.7)

33.54 Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 33.39)

33.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.2)

33.56 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.46)

33.57 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.6)

33.58 Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.7)

33.59 Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.39)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

34.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer (see Exhibit 34.1)

34.4 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan

34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6 Wells Fargo Bank, National Association, as Certificate Administrator

34.7 Wells Fargo Bank, National Association, as Custodian

34.8 Park Bridge Lender Services LLC, as Operating Advisor

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10 National Tax Search, LLC, as Servicing Function Participant

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 34.1)

34.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 34.4)

34.13 Wilmington Trust, National Association, as Trustee of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 34.6)

34.15 Wells Fargo Bank, National Association, as Custodian of the 225 Bush Street Mortgage Loan (see Exhibit 34.7)

34.16 Park Bridge Lender Services LLC, as Operating Advisor of the 225 Bush Street Mortgage Loan (see Exhibit 34.8)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 34.9)

34.18 National Tax Search, LLC, as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 34.10)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 34.1)

34.20 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 34.1)

34.21 Wilmington Trust, National Association, as Trustee of the AMA Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 34.6)

34.23 Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 34.7)

34.24 Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 34.8)

34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.9)

34.26 National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.10)

34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.29 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.32 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.9)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.10)

34.35 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.2)

34.36 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.38 Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.7)

34.39 Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

34.40 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.2)

34.41 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan

34.42 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.7)

34.44 Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.39)

34.45 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.46 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

34.47 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.48 Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.49 Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.39)

34.50 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.2)

34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.46)

34.52 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 34.6)

34.53 Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 34.7)

34.54 Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 34.39)

34.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.2)

34.56 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.46)

34.57 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.6)

34.58 Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.7)

34.59 Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.39)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

35.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer

35.4 Wells Fargo Bank, National Association, as Certificate Administrator

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 35.1)

35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 35.4)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.1)

35.9 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.1)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 35.4)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.4)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 35.2)

35.15 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.2)

35.18 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Mortgage Loan

35.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.21 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.19)

35.23 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.2)

35.24 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.21)

35.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 35.19)

35.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.2)

35.27 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.21)

35.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.19)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 24, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, Wells Fargo Bank, National Association, as AMA Plaza Special Servicer, AEGON USA Realty Advisors, LLC, as 225 Bush Street Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of May 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as General Special Servicer, Trimont Real Estate Advisors, LLC, as Veritas Multifamily Pool 2 Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of September 1, 2016, by and among GS Mortgage Securities Corporation II, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as General Special Servicer, Trimont Real Estate Advisors, LLC, as 540 West Madison Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.4 Agreement Between Noteholders, dated as of November 17, 2016, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note B Holder, and SHBNPP Global Professional Investment Type Private Real Estate Investment Trust No.6., as Initial Note C Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.5 Co-Lender Agreement, dated as of November 1, 2016, by and among GS Commercial Real Estate LP, as Initial Note A-1 Holder, GS Commercial Real Estate LP, as Initial Note A-2 Holder, and GS Commercial Real Estate LP, as Initial Note B Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.6 Co-Lender Agreement, dated as of November 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.7 Amended And Restated Co-Lender Agreement, dated as of September 1, 2016, by and among Wells Fargo Bank, National Association, as Trustee, for the benefit of the registered Holders of the GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2016-GS2, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.8 Agreement Between Noteholders, dated as of September 7, 2016, by and among Goldman Sachs Mortgage Company, as Note A-1 Holder, Goldman Sachs Mortgage Company, as Note A-2 Holder, Goldman Sachs Mortgage Company, as Note B Holder, and Goldman Sachs Mortgage Company, as Note C Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of September 1, 2016, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.10 Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of September 1, 2016, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein).

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2016, between GS Mortgage Securities Corporation II, as Purchaser, and Goldman Sachs Mortgage Company, as Seller (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 30, 2016 under Commission File No. 333-207677-03 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

33.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer (see Exhibit 33.1)

33.4 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan

33.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.6 Wells Fargo Bank, National Association, as Certificate Administrator

33.7 Wells Fargo Bank, National Association, as Custodian

33.8 Park Bridge Lender Services LLC, as Operating Advisor

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.10 National Tax Search, LLC, as Servicing Function Participant

33.11 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 33.1)

33.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 33.4)

33.13 Wilmington Trust, National Association, as Trustee of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 33.6)

33.15 Wells Fargo Bank, National Association, as Custodian of the 225 Bush Street Mortgage Loan (see Exhibit 33.7)

33.16 Park Bridge Lender Services LLC, as Operating Advisor of the 225 Bush Street Mortgage Loan (see Exhibit 33.8)

33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 33.9)

33.18 National Tax Search, LLC, as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 33.10)

33.19 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 33.1)

33.20 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 33.1)

33.21 Wilmington Trust, National Association, as Trustee of the AMA Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.22 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 33.6)

33.23 Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 33.7)

33.24 Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 33.8)

33.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.9)

33.26 National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 33.10)

33.27 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.1)

33.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.2)

33.29 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.6)

33.31 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.7)

33.32 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.8)

33.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.9)

33.34 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 33.10)

33.35 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.2)

33.36 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

33.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.6)

33.38 Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 33.7)

33.39 Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

33.40 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 33.2)

33.41 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan

33.42 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 33.7)

33.44 Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 33.39)

33.45 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.46 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

33.47 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.48 Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.7)

33.49 Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 33.39)

33.50 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.2)

33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 33.46)

33.52 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 33.6)

33.53 Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 33.7)

33.54 Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 33.39)

33.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.2)

33.56 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.46)

33.57 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.6)

33.58 Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.7)

33.59 Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 33.39)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

34.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer (see Exhibit 34.1)

34.4 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan

34.5 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.6 Wells Fargo Bank, National Association, as Certificate Administrator

34.7 Wells Fargo Bank, National Association, as Custodian

34.8 Park Bridge Lender Services LLC, as Operating Advisor

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.10 National Tax Search, LLC, as Servicing Function Participant

34.11 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 34.1)

34.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 34.4)

34.13 Wilmington Trust, National Association, as Trustee of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 34.6)

34.15 Wells Fargo Bank, National Association, as Custodian of the 225 Bush Street Mortgage Loan (see Exhibit 34.7)

34.16 Park Bridge Lender Services LLC, as Operating Advisor of the 225 Bush Street Mortgage Loan (see Exhibit 34.8)

34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 34.9)

34.18 National Tax Search, LLC, as Servicing Function Participant of the 225 Bush Street Mortgage Loan (see Exhibit 34.10)

34.19 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 34.1)

34.20 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 34.1)

34.21 Wilmington Trust, National Association, as Trustee of the AMA Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.22 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 34.6)

34.23 Wells Fargo Bank, National Association, as Custodian of the AMA Plaza Mortgage Loan (see Exhibit 34.7)

34.24 Park Bridge Lender Services LLC, as Operating Advisor of the AMA Plaza Mortgage Loan (see Exhibit 34.8)

34.25 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.9)

34.26 National Tax Search, LLC, as Servicing Function Participant of the AMA Plaza Mortgage Loan (see Exhibit 34.10)

34.27 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.1)

34.28 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.2)

34.29 Wilmington Trust, National Association, as Trustee of the Simon Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.6)

34.31 Wells Fargo Bank, National Association, as Custodian of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.7)

34.32 Park Bridge Lender Services LLC, as Operating Advisor of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.8)

34.33 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.9)

34.34 National Tax Search, LLC, as Servicing Function Participant of the Simon Premium Outlets Mortgage Loan (see Exhibit 34.10)

34.35 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.2)

34.36 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

34.37 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.6)

34.38 Wells Fargo Bank, National Association, as Custodian of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 34.7)

34.39 Pentalpha Surveillance LLC, as Operating Advisor of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

34.40 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 34.2)

34.41 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan

34.42 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 540 West Madison Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Custodian of the 540 West Madison Mortgage Loan (see Exhibit 34.7)

34.44 Pentalpha Surveillance LLC, as Operating Advisor of the 540 West Madison Mortgage Loan (see Exhibit 34.39)

34.45 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.46 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

34.47 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.48 Wells Fargo Bank, National Association, as Custodian of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.7)

34.49 Pentalpha Surveillance LLC, as Operating Advisor of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 34.39)

34.50 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.2)

34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 34.46)

34.52 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 34.6)

34.53 Wells Fargo Bank, National Association, as Custodian of the Hamilton Place Mortgage Loan (see Exhibit 34.7)

34.54 Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Place Mortgage Loan (see Exhibit 34.39)

34.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.2)

34.56 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.46)

34.57 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.6)

34.58 Wells Fargo Bank, National Association, as Custodian of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.7)

34.59 Pentalpha Surveillance LLC, as Operating Advisor of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 34.39)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer

35.3 Wells Fargo Bank, National Association, as AMA Plaza Special Servicer

35.4 Wells Fargo Bank, National Association, as Certificate Administrator

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the 225 Bush Street Mortgage Loan (see Exhibit 35.1)

35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the 225 Bush Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the 225 Bush Street Mortgage Loan (see Exhibit 35.4)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.1)

35.9 Wells Fargo Bank, National Association, as Special Servicer of the AMA Plaza Mortgage Loan (see Exhibit 35.1)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the AMA Plaza Mortgage Loan (see Exhibit 35.4)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Simon Premium Outlets Mortgage Loan (see Exhibit 35.4)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (see Exhibit 35.2)

35.15 Torchlight Loan Services, LLC, as Special Servicer of the Residence Inn and SpringHill Suites North Shore Mortgage Loan (Omitted. See Explanatory Notes.)

35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Residence Inn and SpringHill Suites North Shore Mortgage Loan

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 540 West Madison Mortgage Loan (see Exhibit 35.2)

35.18 Trimont Real Estate Advisors, LLC, as Special Servicer of the 540 West Madison Mortgage Loan (Omitted. See Explanatory Notes.)

35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 540 West Madison Mortgage Loan

35.20 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.21 Rialto Capital Advisors, LLC, as Special Servicer of the U.S. Industrial Portfolio Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the U.S. Industrial Portfolio Mortgage Loan (see Exhibit 35.19)

35.23 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.2)

35.24 Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Place Mortgage Loan (see Exhibit 35.21)

35.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Hamilton Place Mortgage Loan (see Exhibit 35.19)

35.26 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.2)

35.27 Rialto Capital Advisors, LLC, as Special Servicer of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.21)

35.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Embassy Suites Portland Airport Mortgage Loan (see Exhibit 35.19)